Form 10-Q
period 2010-09-30
MediaMind Technologies Inc.
filed 2010-11-15
CIK 1275791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________________to________________________________________

Commission File Number: 001-34844

MediaMind Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2266402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 West 18th Street (5th Floor), New York, NY	10011
(Address of principal executive offices)	(Zip Code)

(646) 202 - 1320
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 15, 2010, there were 18,523,0sa205 shares outstanding of the registrant’s common stock.

MediaMind Technologies Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIAMIND TECHNOLOGIES INC.
(FORMERLY EYEBLASTER, INC.) AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)
(U.S. dollars in thousands)

	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,363	$48,231
Short-term deposit	18,357	45,590
Restricted cash	769	1,516
Trade receivables	22,104	21,428
Other accounts receivable and prepaid expenses	1,972	3,729

Total current assets	58,565	120,494

LONG-TERM ASSETS:
Marketable securities	2,077	2,051
Deferred taxes, net	1,289	2,040
Severance pay fund	1,517	2,040
Other long-term assets	1,015	740

Total long-term assets	5,898	6,871

PROPERTY AND EQUIPMENT, NET	2,427	4,555

Total assets	$66,890	$131,920

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC.
(FORMERLY EYEBLASTER, INC.) AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)
(U.S. dollars in thousands, except share and per share data)

	December 31,	September 30,
	2009	2010
		(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$1,001	$1,527
Employees and payroll accruals	4,686	4,101
Other accounts payable	4,053	3,183

Total current liabilities	9,740	8,811

LONG-TERM LIABILITIES:
Accrued severance pay and other employee accruals	2,335	3,199

Total long-term liabilities	2,335	3,199

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY (Note 4):
Stock capital:
Common stock of $ 0.001 par value - 19,200,000 shares authorized at December 31, 2009 and 88,000,000 (unaudited) at September 30, 2010; 11,573,706 and 21,668,289 (unaudited) shares issued at December 31, 2009 and September 30, 2010, respectively; 8,412,002 and 18,506,585 (unaudited) shares outstanding at December 31, 2009 and September 30, 2010, respectively.	12	22
Series A-1 Convertible Preferred stock of $ 0.001 par value - 2,100,000 shares authorized at December 31, 2009 and no shares authorized at September 30, 2010 (unaudited); 2,068,966 shares issued and outstanding at December 31, 2009 and no shares issued and outstanding at September 30, 2010 (unaudited); Aggregate liquidation preference of $ 32,996 at December 31, 2009 and no aggregate liquidation preference at September 30, 2010 (unaudited).	2	-
Additional paid-in capital	48,450	108,808
Treasury stock at cost (3,161,704 shares of Common stock)	(23,213)	(23,213)
Accumulated other comprehensive loss	(558)	(252)
Retained earnings	30,122	34,545

Total stockholders' equity	54,815	119,910

Total liabilities and stockholders' equity	$66,890	$131,920

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC.
(FORMERLY EYEBLASTER, INC.) AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 2009 (unaudited) and 2010 (unaudited)
(U.S. dollars in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	(Unaudited)

Revenues	$15,231	$17,721	$42,643	$54,946
Cost of revenues	819	1,000	2,468	2,942

Gross profit	14,412	16,721	40,175	52,004

Operating expenses:
Research and development	1,795	2,373	5,084	6,871
Selling and marketing	9,134	11,281	25,197	32,883
General and administrative	1,448	2,359	4,587	6,215

Total operating expenses	12,377	16,013	34,868	45,969

Operating income	2,035	708	5,307	6,035
Financial income (expenses), net	528	771	(86)	294

Income before income taxes	2,563	1,479	5,221	6,329
Income taxes	618	491	1,371	1,906

Net income	1,945	988	3,850	4,423

Accretion of Preferred stock dividend preference	(483)	(243)	(1,126)	(1,292)

Net income attributable to Common stockholders	$1,462	$745	$2,724	$3,131

Net earnings per share:

Basic	0.17	0.05	0.32	0.30

Diluted	0.14	0.04	0.27	0.23

Weighted average number of shares of Common stock used in computing net earnings per share (in thousands):

Basic	8,398	13,923	8,394	10,322

Diluted	14,192	17,018	14,199	13,587

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC.
(FORMERLY EYEBLASTER, INC.) AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows for the nine months and three months ended
September 30, 2009 (unaudited) and 2010 (unaudited) (U.S. dollars in thousands)

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	Unaudited
Cash flows from operating activities:
Net income	$1,945	$988	$3,850	$4,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	319	508	896	1,350
Compensation related to options granted to employees	822	1,527	2,356	3,480
Decrease in trade receivables	129	2,523	1,538	833
Increase in other accounts receivable and prepaid expenses	(400)	(459)	(602)	(1,701)
Decrease (increase) in deferred taxes	200	(599)	(201)	(1,131)
Decrease (increase) in other long-term assets	17	17	59	(41)
Increase (decrease) in trade payables	36	84	(45)	294
Increase (decrease) in employees and payroll accruals	(152)	(646)	353	(571)
Increase (decrease) in other accounts payable	755	(661)	780	(877)
Increase (decrease) in accrued severance pay and other employee accruals, net	(58)	58	(344)	332
Decrease (increase) in accrued interest	(3)	147	-	56
Gain on disposal of property and equipment	(11)	-	(11)	(50)

Net cash provided by operating activities	3,599	3,487	8,629	6,397

Cash flows from investing activities:
Investments in marketable securities	(2,124)	-	(2,124)	-
Proceeds from redemption of marketable securities	343	-	543	-
Investment in short-term deposits	(17,150)	(37,001)	(17,650)	(46,338)
Expiration of short-term deposits	-	11,300	-	19,050
Restricted cash	(766)	(423)	(766)	(2,080)
Expiration of restricted cash	-	1,400	-	1,664
Purchase of property and equipment	(153)	(805)	(930)	(3,191)
Proceeds from sale of property and equipment	87	-	87	11

Net cash used in investing activities	(19,763)	(25,529)	(20,840)	(30,884)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	-	57,028	-	56,402
Proceeds from exercise of stock options and warrants	6	629	16	951

Net cash provided by financing activities	6	57,657	16	57,353

Increase (decrease) in cash and cash equivalents	(16,158)	35,615	(12,195)	32,866
Effects of exchange rate changes on cash and cash equivalents	(26)	152	440	2
Cash and cash equivalents at beginning of period	30,589	12,464	26,160	15,363

Cash and cash equivalents at end of period	$14,405	$48,231	$14,405	$48,231

Supplemental disclosure of cash flow information:
Cash paid and received during the period for:
Income taxes paid	$545	$691	$1,591	$3,608

Income taxes received	$1,098	$-	$1,098	$-

Purchase of property and equipment	$-	$223	$-	$223

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC.
(FORMERLY EYEBLASTER, INC.) AND ITS SUBSIDIARIES
Notes to
Condensed Consolidated Financial Statements for the nine months and three months ended September 30, 2009 (unaudited) and 2010 (unaudited)
U.S. dollars in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
MediaMind Technologies Inc. ("the Company") is a global provider of digital advertising campaign management solutions to media agencies and advertisers. The Company provides its customers with an integrated campaign management platform ("MediaMind") that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. MediaMind provides the Company’s customers with the ability to plan, create, deliver, measure, track and optimize digital media campaigns.

The Company markets its services through wholly-owned subsidiaries in Israel, the United Kingdom, France, Germany, Australia, Spain, Hong Kong, Japan, Mexico and Brazil. The subsidiaries provide marketing and distribution services for the Company’s solutions and services to its customers worldwide.

b.	Initial Public Offering (“IPO”):

On August 10, 2010 the Company completed the IPO of its Common stock on the Nasdaq Capital Market. The Company issued 5,413,703 shares of Common stock, including 413,703 shares related to the exercise of the underwriters’ over-allotment at a price of $ 11.50 per share for total gross proceeds of $ 62,258 or approximately $ 55,936 in net proceeds after deducting underwriting discounts and commissions of $ 3,795 and other offering costs of $ 2,527 Immediately prior to closing of the IPO each outstanding Convertible Preferred Shares was converted into 2.1068 Common stock based on the than effective conversion rate.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared according to United States generally accepted accounting principles ("U.S. GAAP").

a.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Interim financial information:

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2009 included in the final prospectus filed by the Company with the Securities and Exchange Commission on August 10, 2010 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-165379) for the Company’s IPO.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Principles of consolidation:

The condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

d.	Fair value measurements:

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, bank deposits, trade receivables, other accounts receivable, trade payables and other accounts payable approximate their fair values due to the short-term maturities of such instruments.

The Company measures the fair value based on guidance of ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

Level 1-                  quoted prices in active markets for identical assets or liabilities;

Level 2 -                 significant other observable inputs based on market data obtained from sources independent of the reporting entity;

Level 3 -                 inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

During the year ended December 31, 2009 and the three and nine months ended September 30, 2010 (unaudited), no impairment losses were identified.

NOTE 3:-	INCOME TAXES

The Company is under audit by the Internal Revenue Service and various other tax authorities. The Company has reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and the Company believes that the final outcome of these examinations or agreements will not have a material effect on Company's results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If Company's estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

NOTE 4:-	STOCKHOLDER' EQUITY

a.	Stock Split:

On July 23, 2010, the Company’s Board of Directors and Stockholders approved an amendment to its Certificate of Incorporation (“the Amendment”) to affect the 2:1 stock split. Following the Amendment and until the closing of the IPO on August 10, 2010, the Company’s authorized shares consisted of 19,200,000 shares of Common stock and 2,100,000 shares of Preferred stock. After the closing of the IPO, the Company filed an Amendment and Restated Certificate of Incorporation ("the Second Amendment"). Following the Second Amendment, the Company’s authorized shares consist of 88,000,000 shares of Common stock and 1,000,000 shares of Preferred stock.

NOTE 4:-	STOCKHOLDER' EQUITY (Cont.)

b.	Stock options:

The following assumptions were used to estimate the fair value of the stock options granted during the three and nine months ended September 30, 2009 (unaudited) and 2010 (unaudited):

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	(Unaudited)
Risk free interest	2.46%-3.14%	1.08%-2.62%	2.46%-3.6%	1.08%-5.33%
Dividend yields	0%	0%	0%	0%
Volatility	80%	59%-84%	80%-85%	59%-84%
Expected term (in years)	4.8-7.0	4.4-8.4	4.8-7.0	4.4-8.4
Weighted average fair value of Common stock at grant date	$6.53	$10.35	$5.48	$11.04

The Company recognizes compensation expense for the value of its awards, net of estimated forfeitures.

Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of income.

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	(Unaudited)

Cost of revenues	6	3	19	11
Research and development expenses	148	275	431	653
Selling and marketing expenses	364	479	1,022	1,384
General and administrative expenses	304	770	884	1,432
Total stock-based compensation expense	822	1,527	2,356	3,480

The expected option term represents the period that the Company’s stock options are expected to be outstanding and was determined based on the simplified method permitted by SAB 110 as the average of the vesting period and the contractual term. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

NOTE 4:-	STOCKHOLDER' EQUITY (Cont.)

A summary of employee option activity under the Company’s equity incentive plans as of January 1, 2010 and changes during the nine months ended September 30, 2010 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at January 1, 2010	6,092,822	$4.53
Granted	434,500	$15.92
Exercised	(293,982)	$3.18
Forfeited and cancelled	(325,182)	$6.07
Outstanding at September 30, 2010	5,908,158	$5.35	6.68	$49,934
Vested and expected to vest at September 30, 2010	5,307,560	$4.85	6.41	$47,791
Exercisable at September 30, 2010	4,252,092	$3.94	5.89	$41,905

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2010 was $ 8.7. The aggregate intrinsic value in the table above represents the total intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changed, based on the fair value of the Company’s Common stock. As of September 30, 2010, there were approximately $ 6,277 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 2.62 years. The total grant-date fair value of vested options for the nine months ended September 30, 2010, was approximately $ 16,773.

The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $ 2,282.

NOTE 4:-	STOCKHOLDER' EQUITY (Cont.)

The options outstanding under the Company’s equity incentive plan as of September 30, 2010, have been separated into exercise prices as follows:

Exercise price	Options outstanding as of September 30, 2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of September 30, 2010	Weighted average exercise price of exercisable options
(unaudited)

$ 0.001	314,758	1.06	$0.001	314,758	$0.001
$ 0.005	349,872	1.34	$0.005	349,872	$0.005
$ 1.35	285,318	3.90	$1.35	285,318	$1.35
$ 1.94	11,000	4.34	$1.94	11,000	$1.94
$ 2.00	38,034	3.41	$2.00	38,034	$2.00
$ 2.10	44,000	4.63	$2.10	44,000	$2.10
$ 2.13	353,720	5.25	$2.13	353,720	$2.13
$ 2.55	424,320	6.05	$2.55	424,320	$2.55
$ 5.11	840,744	8.46	$5.11	375,578	$5.11
$ 5.65	1,745,148	6.99	$5.65	1,547,508	$5.65
$ 6.32	261,824	7.10	$6.32	157,778	$6.32
$ 07.05	339,920	7.36	$7.05	237,114	$7.05
$ 8.75	465,000	9.12	$8.75	104,858	$8.75
$ 13.10	109,500	9.43	$13.10	5,536	$13.10
$ 16.87	325,000	9.78	$16.87	2,698	$16.87

	5,908,158			4,252,092

NOTE 5:-	NET EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted earnings per share:

a.	Numerator

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	(Unaudited)

Net income as reported	1,945	988	3,850	4,423

Deduct:

Accretion of series A-1 Preferred stock dividend preference	(483)	(243)	(1,126)	(1,292)

Numerator for basic net earnings per share of Common stock	1,462	745	2,724	3,131

Add:

Series A-1 Preferred stock dividend preference	483	-	1,126	-

Numerator for diluted net earnings per share of Common stock	1,945	745	3,850	3,131

NOTE 5:-	NET EARNINGS PER SHARE (Cont.)

b.	Denominator (in thousands)

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	(Unaudited)

Weighted average number of shares of Common stock	8,398	13,923	8,394	10,322
Denominator for basic income per share of Common stock	8,398	13,923	8,394	10,322

Add:

Employee stock options and warrants	1,435	3,095	1,446	3,265
Series A-1 Preferred stock conversion	4,359	-	4,359	-
Denominator for diluted income per share of Common stock	14,192	17,018	14,199	13,587

For the nine and three months ended September 30, 2009 (unaudited) and 2010 (unaudited), the Company had outstanding convertible Preferred stock and stock options to purchase Common stock, which were not included in the calculation of Diluted EPS due to the anti-dilutive nature of these instruments in the following amounts:

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	(Unaudited)

Series A-1 Preferred stock	-	4,359	-	4,359

Options to purchase Common stock	3,174	434	3,747	434

NOTE 6:-	GEOGRAPHIC INFORMATION

The Company applies ASC 280, “Segment Reporting” (formerly: SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”) The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business).

Revenues by geographical area are based on the address of the agency. The following table sets forth revenues by geographic area:

	Three months ended September 30		Nine months ended September 30
	2009	2010	2009	2010
	(Unaudited)

Revenues:
Unites States	4,388	5,173	10,672	15,112
Europe, Middle East and Africa (EMEA) (excluding U.K)	5,173	6,064	14,857	19,668
U.K	2,401	2,165	8,037	7,852
Asia Pacific (APAC)	2,434	3,050	6,639	8,690
Latin America	565	929	1,405	2,493
Canada	270	340	1,033	1,131

	15,231	17,721	42,643	54,946

The following table sets forth long-lived assets by geographic area:

	December 31,	September 30,
	2009	2010
		(Unaudited)

Long-lived assets:
United States	$861	$2,278
Europe	437	541
Israel	1,005	1,598
Other	124	138

	$2,427	$4,555

The Company has one major customer that accounted for more than 10% of revenues during all periods presented. While this customer is the major media agency from which the Company generates revenues, it is also a web publisher that acts in certain cases as the paying customer for other media agencies that purchase the Company’s services.

During the nine months ended September 30, 2009 (unaudited) and 2010 (unaudited), this major customer as a media agency accounted for approximately 14%, and 7% of the Company’s revenues, respectively. In addition, as the paying customer of other media agencies it accounted for approximately 10% and 8%, aggregating to a total of 24% and 15% for the nine months ended September 30, 2009 and 2010 (unaudited), respectively.

NOTE 7:-	DERIVATIVE INSTRUMENTS

The Company recognized a net gain from its currency forward transactions of $ 15 and $ 77 during the nine months ended September 30, 2009 (unaudited) and 2010 (unaudited) respectively, and a net gain from its currency forward transactions of $ 73 and $ 14 during the three months ended September 30, 2009 (unaudited) and 2010 (unaudited).

An amount of $ 63, $ 77 and $  5 was offset against operating expenses during the nine months ended September 30, 2010 (unaudited) and during the three months ended September 30, 2009 (unaudited) and 2010 (unaudited), respectively, and an amount of $ 1 was added to operating expenses during the nine months ended September 30, 2009 (unaudited).

An amount of $ 16, $ 14 and $ 9 was included in financial income, net during the nine months ended September 30, 2009 (unaudited) and 2010 (unaudited) and the three months ended September 30, 2010 (unaudited), respectively, and an amount of $ 4 was offset from the financial income, net during the three months ended September 30, 2009 (unaudited).

The Company recorded accumulated other comprehensive income in the amount of  $ 160 and $ 175 during the nine months ended September 30, 2009 (unaudited) and 2010 (unaudited), respectively and in the amount of $ 129 and $ 335 during the three months ended September 2009 and 2010 (unaudited), respectively. Such amount will be recorded in earnings during the next 12 months.

NOTE 8:            COMMITMENTS AND CONTINGENCIES

Commitments:
In April 2010, the Company signed an agreement to lease new offices for its subsidiary in Israel. The agreement term is for 10 years (out of which 7.25 years are non cancelable) and the Company expects to pay under this new lease agreement an amount of approximately $ 1,730 per year.

Litigation:
During the three months ended September 30, 2010, the Company has settled a claim against an insurance company to cover litigation expenses related to an old lawsuit which was previously settled. The total income recognized by the Company during the three months ended September 30, 2010 was an amount of $ 502.

NOTE 9:	MARKETABLE SECURITIES

Marketable securities with contractual maturities of one year through five years are as follows:

	December 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate debentures	$2,077	$29	$-	$2,106

	September 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
		(Unaudited)

Corporate debentures	$2,051	$66	$-	$2,117

The unrealized gains in the Company’s investments in held-to-maturity marketable securities were mainly caused by interest rate changes. The contractual cash flow of these investments are issued by highly rated corporations. Accordingly, it is expected that the securities will not be settled at a price of less than the amortized cost of the Company’s investments.

In accordance with ASC 820, the Company measures its marketable securities at fair value. Marketable securities are classified within Level 1 and are thus valued using quoted market prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included thereto. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the in Part II – Item 1A – “Risk Factors” of this Form 10-Q.

Overview

We are a leading global provider of digital advertising campaign management solutions to advertising agencies and advertisers. Our goal is to enable advertisers to engage consumers of digital media with more impact and efficiency.

Our integrated campaign management platform, MediaMind, helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. MediaMind provides our customers with an easy-to-use, end-to-end solution to enhance planning, creative, delivery, measurement and optimization of digital media campaigns. As a result, our customers are able to enhance brand awareness, strengthen communications with their customers, increase website traffic and conversion, and improve online and offline sales. Our solutions are delivered through a scalable technology infrastructure that allows delivery of digital media advertising campaigns of any size.

We have been in the digital marketing solutions market since our founding in September 1999 and began recognizing revenues in 2001. Since then, we have increased our revenues every year through increased market share, the introduction of new products and geographic expansion.

We became profitable in 2002 and our scalable operating model has enabled us to improve our profitability through 2009, while continuing to invest for future growth. In 2009, despite challenging economic conditions and pricing pressure, we were able to increase our revenues and profits through growth in our customer base, significant growth in the volume of impressions delivered and the introduction of new services. We continued to increase our revenues in the nine months ended September 30, 2010, through growth in our customer base, growth in the volume of impressions delivered and the introduction of new services. We do not have any debt.

Our Revenues and Expenses

Revenues

We derive our revenues from customers who pay fees to create, execute and measure digital advertising campaigns on MediaMind, our integrated campaign management platform.

Our primary pricing model is based on cost per thousand impressions (“CPM”) delivered by our platform. An “impression” is a single instance of sending an advertisement for display on a web browser or other connected Internet application. Under our primary pricing model, our revenue is the result of multiplying the volume of impressions delivered by the applicable CPM rates. Therefore, we consider growth in the volume of impressions delivered to be a key indicator of our financial condition and operating performance. We have benefited from significant growth in the volume of impressions delivered over time.

Our CPM rates vary based upon a number of factors, including the ad format, the media channel in which the ad is delivered and the geographical location of our customers. Certain of our formats, including rich media and video, generate higher CPMs than others, such as standard display (static design) ads. We do not track our aggregate blended CPM rate since we have found that it does not serve as a meaningful metric due to the variance between the relative volume of impressions delivered in different formats over different periods.

As in many technology businesses, prices in our industry decrease over time for ads delivered in long-existing formats as newer formats gain in popularity. Our ability to provide new and enhanced formats, which can be priced at higher CPM rates than long-existing formats, is important to ensuring that we are able to continue generating revenue and profit growth.

In addition to our focus on delivering new and enhanced CPM formats, we are also focused on growing the standard display format portion of our business, which has grown rapidly in recent years, as part of our strategy to have our customers use us as their full campaign management solution. By providing a full suite of solutions, including standard display, we are able to deliver more impressions, increase our market share and increase our exposure to new and existing customers, thereby creating additional opportunities for upselling of our solutions. While standard display ads generate lower revenues per impression compared with rich media and video formats, they provide an incremental revenue stream to which we were not exposed before we implemented this strategy. The addition and growth of standard display has not impacted our gross margins and we do not expect it to impact gross margins in the near future.

In certain circumstances, we charge fees that are based on a charge for each click-through, which we refer to as cost per click or CPC. These fees accounted for approximately 2% of our revenues in the nine months ended September 30, 2010 and 2009.

Media agencies are the paying parties for the majority of our services, but in some cases other parties, including publishers or advertisers, may pay our fees. In all cases, our fees cover use of our platform and tools by all parties involved in the campaign, including creative agencies, media agencies and publishers, irrespective of the paying party.

We monitor a number of additional metrics that we consider to be important revenue drivers, including:

•	Any change in the number of advertisers using our services.

•
The extent to which our customers use our services. Customers may choose to adopt MediaMind as an end-to-end solution for all campaigns they run and across different channels of digital media they use (which customers we refer to as “platform customers”), or they can select MediaMind to run specific campaigns on a specific channel or specific publisher, or may only use us for a portion of the services that we offer (which customers we refer to as “non-platform customers”). Our customer engagements, with both platform and non-platform customers, could be pursuant to long-term agreements (usually twelve months) or on a per-campaign basis. We believe platform customers are more likely to buy additional services from us as they have increased exposure to the value of the capabilities and services that we provide. We have increased our revenues in standard display ads, as a result of a strategy to provide additional services to existing platform customers.

•
The geographic distribution of our revenues. We deliver campaigns across publishers in 59 countries and believe that geographic diversification is an important strength. In the nine months ended September 30, 2010 and 2009, 50% and 54% of our revenues were from Europe, the Middle East and Africa (“EMEA”), 30% and 27% were from North America, 16% were from Asia Pacific and 4% and 3% were from Latin America. In some territories, we sell our services utilizing local selling agents. We generally add a local selling agent in new territories where we believe that we will be able to achieve faster penetration utilizing a local selling agent than through the buildout of our own infrastructure.

•
Our estimated market share relative to the addressable campaign management opportunity. We measure the total digital media that our clients manage through our solutions and the estimated share that it represents of total digital media spend. Based on our estimates, we have gained market share in recent years.

We do not have any deferred revenues or backlog because we generally recognize revenues at the time the advertising impressions are delivered or click-through occurs.

Cost of Revenues

Cost of revenues primarily consists of fees we pay to service providers that enable the delivery of advertising campaigns online, principally Akamai, a provider of caching and web acceleration services. The fees include monthly fixed fees and additional fees that are paid in proportion to the bandwidth that is used or the number of impressions that we deliver. Cost of revenues also includes depreciation expense relating to our servers, which are located in several data centers around the world, and which enable us to better support campaign delivery on a global basis, as well as the ongoing maintenance cost of our servers.

Operating Expenses

Operating expenses consist of selling and marketing expenses, research and development expenses, and general and administrative expenses. The largest component of our expenses is personnel costs, which were approximately 66% of our operating expenses in the nine months ended September 30, 2009 and 65% in the nine months ended September 30, 2010. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for sales people. Personnel costs are categorized in our statements of operations based on each employee’s principal function.

Research and development expenses primarily consist of costs for personnel involved in research and development activities. Selling and marketing expenses primarily consist of costs related to sales and marketing personnel, as well as branding and advertising expenditures and commissions paid to our local selling agents. General and administrative expenses primarily consist of personnel costs for our management, as well as other expenses such as accounting and legal expenses.

We believe that our general and administrative expenses will increase as a result of having become a public company. This increase will be due to the cost of filing annual and quarterly reports with the SEC, increased audit fees, consulting fees, investor relations, directors’ fees, directors’ and officers’ insurance, legal fees, printer and transfer agent fees and other costs that we did not incur as a private company.

Financial Income, net

In addition to our operating revenues and expenses, we record financial income or expenses, net, which to date has consisted primarily of interest income earned on our cash and cash equivalents and marketable securities and foreign currency translation gains and losses.

Income Taxes

We also record income tax expenses. Our consolidated provision for income taxes and deferred tax assets and liabilities is computed based on a combination of the United States tax rates on our United States income, the Israeli tax rates on our Israeli income, as well as the tax rates of other jurisdictions where we conduct business. We indirectly own all of our subsidiaries through our wholly-owned subsidiary, MediaMind Technologies Ltd. (formerly Eyeblaster Ltd.), an Israeli company. The standard corporate tax rate for Israeli companies in 2006 was 31% of their taxable income. It declined to 29% in 2007, 27% in 2008, 26% in 2009, 25% in 2010 and is scheduled to gradually decline to 24% in 2011, 23% in 2012, 22% in 2013, 21% in 2014, 20% in 2015 and 18% in 2016 and thereafter. However, the effective tax rate payable by a company that derives income from an “Approved Enterprise” or a “Privileged Enterprise” designated as set forth under the Investment Law may be less in certain cases. Some of our investments in Israeli facilities have been granted “Approved Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor. In addition, we have elected to treat some of our investments in Israeli facilities as a “Privileged Enterprise” under the Law for Encouragement of Capital Investments, 1959, or the Investment Law.

Since part of our taxable income in Israel is not entitled to tax benefits under the Investment Law and is taxed at the regular tax rate, our effective tax rate is the result of a weighted combination of the various applicable rates and tax exemptions, and the computation is made for income derived from each program on the basis of formulas specified in the Investment Law and in the applicable governmental approvals.

Accretion of Preferred Stock Dividends

In periods prior to the IPO in Aug 2010, we have also recognized accretion of preferred stock dividends relating to our outstanding preferred stock. All of our preferred stock was converted into common stock immediately upon the IPO, hence we will no longer recognize such accretion in future periods.

Acceleration of Stock Option Expense Upon IPO

Upon the IPO, options to purchase 147,844 shares of common stock held by certain of our executive officers vested immediately and options to purchase additional 147,844 shares of common stock held by certain of our executive officers will vest in maximum twelve equal monthly installments following the IPO, of which 15,052 shares of common stock were vested in the third quarter of 2010. As a result, we recorded stock-based compensation expenses of $588,546  in the third quarter of 2010 and we will record an additional aggregate amount of $442,343 of stock-based compensation expenses until the third quarter of 2011.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30				Nine Months Ended September 30,
	2009		2010		2009		2010
	Amount	% of revenues	Amount	% of revenues	Amount	% of revenues	Amount	% of revenues
					(unaudited)
Revenues	$15,231	100%	$17,721	100%	$42,643	100%	$54,946	100%
Cost of revenues	819	5	1,000	6	2,468	6	2,942	5

Gross profit	$14,412	95%	$16,721	94%	$40,175	94%		95%

Operating expenses:
Research and development	$1,795	12%	$2,373	13%	$5,048	12%	$6,871	13%
Selling and marketing	9,134	60	11,281	64	25,197	59	32,883	60
General and administrative	1,448	10	2,359	13	4,587	11	6,215	11

Operating expenses	12,377	82	16,013	90	34,868	82	45,969	84

Operating income	2,035	13	708	4	5,307	12	6,035	11
Financial income (expenses), net	528	4	771	4	(86)	0	294	1

Income before income taxes	2,563	17	1,479	8	5,221	12	6,329	12
Income taxes	618	4	491	3	1,371	3	1,906	4

Net income	$1,945	13%	$988	5%	$3,850	9%	$4,423	8%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

The following table sets forth our revenues during each of the three months ended September 30, 2010 and 2009 by geographic area:

	2009		2010		Period over Period Change
	Amount	% of revenues	Amount	% of revenues
		(unaudited)
	(U.S. dollars in thousands, except percentages)
EMEA
United Kingdom	$2,401	16%	$2,165	12%	$(236)	(10)%
Other	5,173	34	6,064	35	891	17

Total EMEA	7,574	50	8,229	47	655	9
North America
United States	4,388	29	5,173	29	785	18
Canada	270	1	340	2	70	26

Asia Pacific (APAC)	2,434	16	3,050	17	616	25
Latin America	565	4	929	5	364	64

	$15,231	100%	$17,721	100%	$2,490	16%

Revenues in the three months ended September 30, 2010 increased by $2.5 million, or 16%, to $17.7 million, compared to $15.2 million in the three months ended September 30, 2009. The increase was attributable to the addition of new advertising customers and higher volumes.

In the three months ended September 30, 2010, we increased the number of advertisers we service by 32% compared to the three months ended September 30, 2009. Our volume of standard display impressions grew by 76% compared to the same period last year, which demonstrates the growth in share of our long term platform service agreements. Our premium video-based rich media impressions grew by 20%, while basic rich media grew slightly above 2%, resulting in overall rich media impressions growth of 8%.

In the three months ended September 30, 2010, revenue in North America, APAC and Latin America increased 18%, 25% and 64%, respectively. EMEA, which comprises the largest portion of our revenues, grew 9%, growth negatively affected by local economic conditions in the U.K. creating pressure on advertising budgets.

Cost of revenues and gross margin

The following table sets forth our cost of revenue in each of the three months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Cost of revenues	$819	$1,000	$181	22%

Cost of revenues increased by $0.2 million, or 22%, to $1.0 million in the three months ended September 30, 2010 from $0.8 million in the three months ended September 30, 2009. While fees due to service providers decreased on a per impression basis, overall cost of revenues increased due to the significant increase in the volume of impressions we delivered. Gross margin remained relatively flat at 94.4% in the three months ended September 30, 2010 compared to 94.6% in the three months ended September 30, 2009.

Operating expenses

The following table sets forth our operating expenses in each of the three months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Research and development	$1,795	$2,373	$578	32%
Selling and marketing	9,134	11,281	2,147	24
General and administrative	1,448	2,359	911	63

Total operating expenses	$12,377	$16,013	$3,636	29%

Research and development. Research and development expenses increased by $0.6 million, or 32%, to $2.4 million in the three months ended September 30, 2010, from $1.8 million in the three months ended September 30, 2009. The increase was primarily the result of growth in headcount, increase in stock-based compensation expenses attributable to the stock option vesting acceleration in the third quarter, in connection with our initial public offering, as aforementioned, and an increase in related costs for personnel associated with research and development activities including training, and overhead expenses. Research and development expenses as a percentage of revenues increased from 12% in the three months ended September 30, 2009 to 13% in the three months ended September 30, 2010.

Selling and marketing. Selling and marketing expenses increased by $2.1 million, or 24%, to $11.3 million in the three months ended September 30, 2010. The increase was primarily attributable to an increase in compensation expenses relating to growth in headcount associated with supporting the revenue increase in the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The increase in selling and marketing expenses was also attributable to a substantial investment in sales and service capacity in emerging APAC markets to accelerate future growth and to an increase in other selling and marketing expenses, including increased commissions paid to selling agents, travel, training, recruiting and depreciation. Selling and marketing expenses as a percentage of revenues increased to 63.7% in the three months ended September 30, 2010, from 60.0% in the three months ended September 30, 2009.

General and administrative. General and administrative expenses increased by $0.9 million, or 63%, to $2.4 million in the three months ended September 30, 2010, from $1.5 million in the three months ended September 30, 2009. This increase was primarily due to an increase in headcount and salaries attributable to an increase in compensation expenses relating to growth in headcount associated with supporting the company becoming public. In addition, we increased the stock-based compensation expenses in relation to the stock option vesting acceleration in the third quarter, in connection with our initial public offering, as aforementioned. This increase was partially offset by a $0.5 million reimbursement of legal fees incurred over the years 2007 and 2008, as a result of a settlement between us and our insurance carrier regarding our entitlement to reimbursement. General and administrative expenses as a percentage of revenues increased to 13% in the three months ended September 30, 2010, from 10% in the three months ended September 30, 2009.

Financial income, net

The following table sets forth our financial income, net, in each of the three months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Financial income, net	$528	$771	$243	46%

Financial income, net, includes net interest consisting of earnings on our cash, cash equivalents and marketable securities, and foreign currency translation gains and losses which arise from the translation adjustments on net assets held by our subsidiaries in Euros and in new Israeli shekels to U.S. dollars during consolidation.

Financial income, net for the three months ended September 30, 2010 and 2009 totaled $0.8 million and $0.5 million, respectively. The increase in financial income, net, resulted from an increase in currency translation gains.

Income tax expense

The following table sets forth our tax expense in each of the three months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Income taxes	$618	$491	$(127)	(21	) %

Our consolidated provision for income taxes and our deferred tax assets and liabilities are computed based on a combination of the United States tax rates on United States income, the Israeli tax rates on Israeli income as well as the tax rates of other wholly-owned subsidiaries.

Income tax expense for the three months ended September 30, 2010 and 2009 totaled $0.5 million and $0.6 million, respectively. Our effective tax rate increased from 24% in the year 2009 to 33% in the three months ended September 30, 2010, due to non-deductible expenses resulting mainly from high stock-based compensation expenses due to the stock option vesting acceleration as aforementioned.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

The following table sets forth our revenues during each of the three months ended September 30, 2010 and 2009 by geographic area:

	2009		2010		Period over Period Change
	Amount	% of revenues	Amount	% of revenues
	(unaudited)
	(U.S. dollars in thousands, except percentages)
EMEA
United Kingdom	$8,037	19%	$7,852	14%	$(185)	(2	) %
Other	14,857	35	19,668	36	4,811	32

Total EMEA	22,894	54	27,520	50	4,626	20
North America
United States	10,672	25	15,112	28	4,440	42
Canada	1,033	2	1,131	2	98	9

Total North America	11,705	27	16,243	30	4,538	39
Asia Pacific (APAC)	6,639	16	8,690	16	2,051	31
Latin America	1,405	3	2,493	4	1,088	77

	$42,643	100%	$54,946	100%	$12,303	29%

Revenues increased by $12.3 million, or 29%, to $54.9 million in the nine months ended September 30, 2010, from $42.6 million in the nine months ended September 30, 2009.

The increase was attributable to the addition of new advertising customers and higher volumes.
In the nine months ended September 30, 2010, we increased the number of advertisers we service by 29% compared to the nine months ended September 30, 2009. Our volume of standard display impressions grew by 68% compared to the same period last year, which demonstrates the growth in share of our long term platform service agreements. Our premium video-based rich media impressions grew by 32%, while basic rich media grew slightly above 18%, resulting in overall rich media impressions growth of 23%.

In the nine months ended September 30, 2010, revenue in EMEA, North America, APAC and Latin America, increased 20%, 39%, 31% and 77%, respectively.

Cost of revenues and gross margin

The following table sets forth our cost of revenue in each of the nine months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Cost of revenues	$2,468	$2,942	$474	19%

Cost of revenues increased by $0.5 million, or 19%, to $2.9 million in the nine months ended September 30, 2010. While fees due to service providers decreased on a per impression basis, overall cost of revenues increased due to the significant increase in the volume of impressions we delivered. Gross margin remained relatively flat at 94.6% in the nine months ended September 30, 2010 compared to 94.2% in the nine months ended September 30, 2009.

Operating expenses

The following table sets forth our operating expenses in each of the nine months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Research and development	$5,084	$6,871	1,787	35%
Selling and marketing	25,197	32,883	7,686	31
General and administrative	4,587	6,215	1,628	35

Total operating expenses	$34,868	$45,969	11,101	32%

Research and development. Research and development expenses increased by $1.8 million, or 35%, to $6.9 million in the nine months ended September 30, 2010, from $5.1 million in the nine months ended September 30, 2009. The increase was primarily the result of growth in headcount, increased salaries following salary reductions we initiated in the first half of 2009, as we focused on cutting costs given the uncertain global economic environment, increase in stock-based compensation expenses in relation to the stock option vesting acceleration in the third quarter, in connection with our initial public offering, as aforementioned and increased related costs for personnel associated with research and development activities, including training, and overhead expenses. Research and development expenses as a percentage of revenues increased from 12% in the nine months ended September 30, 2009 to 13% in the nine months ended September 30, 2010.

Selling and marketing. Selling and marketing expenses increased by $7.7 million, or 31%, to $32.9 million in the nine months ended September 30, 2010, from $25.2 million in the nine months ended September 30, 2009. The increase was primarily attributable to an increase in compensation expenses relating to growth in headcount associated with supporting the revenue increase in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. In addition, we increased salaries following salary reductions we initiated in the first half of 2009, as we focused on cutting costs given the uncertain global economic environment. The increase in selling and marketing expenses was also attributable to an increase in all other selling and marketing expenses, including commission paid to selling agents, marketing, travel, training, recruiting and depreciation. Selling and marketing expenses as a percentage of revenues increased to 59.8% in the nine months ended September 30, 2010, from 59.1% in the nine months ended September 30, 2009.

General and administrative. General and administrative expenses increased by $1.6 million, or 35%, to $6.2 million in the nine months ended September 30, 2010, from $4.6 million in the nine months ended September 30, 2009. This increase was due to an increase in headcount and increase in compensation expenses relating to growth in headcount associated with supporting the company becoming public. In addition, we increased salaries following salary reductions we initiated in the first half of 2009. Furthermore, the increase is attributable to the increase in stock-based compensation expenses due to the stock option vesting acceleration in the third quarter, in connection with our initial public offering, as aforementioned. The increase in general and administrative expenses was also attributable to an increase in other general and administrative expenses, including recruiting, travel, training, and depreciation. This increase was partially offset by a $0.5 million reimbursement of legal fees incurred over the years 2007 and 2008, as a result of a settlement between us and our insurance carrier regarding our entitlement to reimbursement and by the termination in 2009 of a management fee agreement with Sycamore Technologies Ventures L.P. General and administrative expenses as a percentage of revenues is 11% in the nine months ended September 30, 2010 and 2009.

Financial income (expenses), net

The following table sets forth our financial expenses, net, in each of the nine months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Financial income (expenses), net	$(86)	$294	$380

Financial income, net, for the nine months ended September 30, 2010, includes net interest consisting of earnings on our cash, cash equivalents and marketable securities, partially offset by bank charges.

Financial expenses, net, for the nine months ended September 30, 2009, includes net interest consisting of earnings on our cash, cash equivalents and marketable securities, and interest received from Tax authorities due to over prepayments completely offset by foreign currency translation losses arising from the translation adjustments on net assets held by our subsidiaries in Euros and in new Israeli shekels to U.S. dollars during consolidation and by bank charges.

Income tax expense

The following table sets forth our tax expense in each of the nine months ended September 30, 2010 and 2009:

	2009	2010	Period over Period Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Income taxes	$1,371	$1,906	$535	39%

Income tax expense for the nine months ended September 30, 2010 and 2009 totaled $1.9 million and $1.4 million, respectively.. Our effective tax rate increased from 26% in the nine months ended September 30, 2009 to 30% in the nine months ended September 30, 2010 due to non-deductible expenses resulting mainly from high stock-based compensation expenses due to the stock option vesting acceleration as aforementioned.

Liquidity and Capital Resources

In August 2010, we received net proceeds from our IPO of approximately $56.4 million (after underwriters’ discounts of $3.8 million and additional offering related costs of approximately $2.5 million). Prior to the IPO, our primary sources of cash were cash flows generated by operations and, to a lesser extent, private issuances of equity. We believe that our cash flows from operations and current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. Our principal sources of liquidity are expected to be our existing cash and cash equivalents, which totaled $48.2 million and $15.4 million as of September 30, 2010 and December 2009, respectively, as well as the cash flow that we generate from our operations and the proceeds from anticipated option exercises.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at date of issuance and consist of time deposits and investments in money market funds with commercial banks and financial institutions.

Operating activities. Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash generated by operating activities in the nine months ended September 30, 2010 was $6.4 million reflecting primarily net income adjusted for non-cash items partially offset by an increase in working capital. Net cash generated by operating activities in the nine months ended September 30, 2009 was $8.6 million reflecting net income adjusted for non-cash items supported by a decrease in working capital.

Investing activities. Net cash used in investing activities, consisted of the purchase of short-term deposits, marketable securities and capital expenditures. Net cash used in investing activities in the nine months ended September 2010 were $30.9 million which consisted primarily of the purchase of short term deposits and capital expenditures, partially offset by the expiration of short term deposits. Net cash used in investing activities in the nine months ended September 2009 were $20.8 million which consisted primarily of the purchase of short term deposits and capital expenditures. Our capital expenditures in the nine months ended September 30, 2010, consisting primarily of research and development software tools, computers and other peripheral equipment, leasehold improvements and furniture, totaled $3.2 million, as compared to $0.9 million for the first nine months of 2009.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2010 were $57.4 million, primarily due to the net cash provided from our IPO. Net cash provided by financing activities for the nine months ended September 30, 2009, amounted to $16 thousand generated by the exercise of stock options under our equity incentive plan.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue, the allowance for doubtful accounts, stock-based compensation and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Report on Form 10-Q as well as in our other public statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have made these forward-looking statements based on our current expectations and projections about future events. The statements include but are not limited to statements regarding:

•	our plans to grow our business and customer base;
•	our ability to respond to new market development;
•	our intent to migrate our non-platform customers to platform customers;
•	our expectations that our revenues will continue to increase;
•	our belief in the sufficiency of our cash flows to meet our needs for the next year;
•	our plans to invest in emerging media solutions;
•	our plans to continue to expand our international presence; and
•	our expectations regarding our future product mix.

In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those factors discussed in Part II—Item IA—“Risk Factors” of this Form 10-Q.  Many of these factors are beyond our ability to predict or control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse change in financial market prices and rates. In the course of our normal operations, we are exposed to market risks, including fluctuations in foreign currency exchange rates and interest rates.

Foreign Exchange Risk

We conduct business in a large number of countries in the Americas, Europe, Asia, Australia, Latin America and the Middle East. Most of our revenues are generated in U.S. dollars, the euro, the Australian dollar and the British pound sterling. Based on our results for the year ended December 31, 2009, a 1% increase (decrease) in the value of the euro, the Australian dollar and the British pound sterling against the U.S. dollar would have increased (decreased) our revenues by $156 thousand, $41 thousand and $86 thousand, respectively. Based on our results for the nine months ended September 30, 2010, a 1% increase (decrease) in the value of the euro, the Australian dollar and the British pound sterling against the U.S. dollar would have increased (decreased) our revenues by $150 thousand, $35 thousand and $49 thousand, respectively. Most of our expenses are denominated in U.S. dollars, the new Israeli shekel, the British pound sterling and the euro. Based on our results for the year ended December 31, 2009, a 1% increase (decrease) in the value of the new Israeli shekel, the British pound sterling and the euro against the dollar would have increased (decreased) our expenses by $93 thousand, $48 thousand and $50 thousand, respectively. Based on our results for the nine months ended September 30, 2010, a 1% increase (decrease) in the value of the new Israeli shekel, the British pound sterling and the euro against the dollar would have increased (decreased) our expenses by $36 thousand, $12 thousand and $39 thousand, respectively. In the future, the percentage of our revenues earned in other currencies may increase as we further expand our sales internationally. Accordingly, we are subject to the risk of exchange rate fluctuations between such other currencies and the dollar. Our expenses in currencies other than the new Israeli shekel tend to be hedged by revenues being denominated in the same currency, which helps reduce the impact of currency fluctuations on our profit margins. We hedge our expenses denominated in new Israeli shekels. The sensitivity analysis provided above does not give effect to this cash flow hedging program.

Interest Rate Risk

As of September 30, 2010, we had no outstanding debt, and accordingly were not subject to interest rate risk on debt. We invest our cash in a combination of cash equivalents and marketable securities, all of which marketable securities are at least AA+ rated U.S. corporate bonds. Our cash throughout the world is affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting.

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our future financial results.

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed in our final prospectus filed on August 12, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b)  Use of Proceeds from Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-165379) that was declared effective by the Securities and Exchange Commission on August 10, 2010, which registered an aggregate of 5,750,000 shares of our common stock, including 750,000 shares related to the underwriters’ over-allotment option, for a proposed maximum aggregate offering amount of $92,000,000. On August 16, 2010, 5,000,000 shares of our common stock were sold on our behalf, at an initial public offering price of $11.50 per share, for an aggregate gross offering price of $57,500,000 to us. On September 13, 2010, 413,703 shares of our common stock were sold on our behalf upon exercise of a portion of the underwriters’ over-allotment option, for an aggregate gross offering price of $4,757,585.  The over-allotment option for the remaining 336,297 shares of our common stock was not exercised.

The managing underwriters of the offering were J.P. Morgan Securities LLC (formerly, J.P. Morgan Securities Inc.) and Deutsche Bank.

We paid to the underwriters underwriting discounts and commissions totaling approximately $3,794,531 in connection with the offering. In addition, we incurred additional costs of approximately $2,527,000 in connection with the offering. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $55,936,000.

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). To date we have invested the net proceeds in short term deposits.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Joinder Agreement.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIAMIND TECHNOLOGIES INC.

	By:	/s/ Sarit Firon
Name: Sarit Firon
Date: November 15, 2010		Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)