Form 10-Q
period 2011-03-31
MediaMind Technologies Inc.
filed 2011-05-16
CIK 1275791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2011, there were 19,022,183 shares outstanding of the registrant’s common stock.

MediaMind Technologies Inc.

Table of Contents

PAGE NUMBER
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 (unaudited)	3
Condensed Consolidated Statements of Income for the Three Months ended March 31, 2010 and 2011 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2011 (unaudited)	6
Notes to Condensed Consolidated Financial Statements for the Year ended December 31, 2010 and for the Three Months ended March 31, 2010 and 2011 (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings
Item 1A. Risk Factors	28
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. (Removed and Reserved)	28
Item 5. Other Information	28
Item 6. Exhibits	29
SIGNATURES	30

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDIAMIND TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,	March 31,
	2010	2011
		Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,484	$16,538
Short-term deposits	75,873	84,621
Restricted cash	1,180	1,185
Trade receivables, net	25,604	23,270
Other accounts receivable and prepaid expenses	2,926	6,503

Total current assets	127,067	132,117

LONG-TERM ASSETS:
Marketable securities (Note 7)	2,043	2,034
Deferred taxes	2,146	567
Severance pay fund	2,267	2,530
Other long-term assets	1,092	1,136

Total long-term assets	7,548	6,267

PROPERTY AND EQUIPMENT, NET	5,014	7,066

INTANGIBLE ASSETS AND GOODWILL	-	1,592

Total assets	$139,629	$147,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,	March 31,
	2010	2011
		Unaudited
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$756	$1,994
Employees and payroll accruals	3,996	5,750
Other accounts payable	5,094	3,103

Total current liabilities	9,846	10,847

LONG-TERM LIABILITIES:
Deferred taxes, net	-	269
Accrued severance pay and other employee accruals	3,413	3,859
Other long term liability	-	640

Total long-term liabilities	3,413	4,768

STOCKHOLDERS' EQUITY (Note 3):
Stock capital:
Common stock of $ 0.001 par value -
88,000,000 shares authorized at December 31, 2010 and March 31, 2011; 21,692,207 and 22,067,003 shares issued at December 31, 2010 and March 31, 2011, respectively; 18,530,503 and 18,905,299 shares outstanding at December 31, 2010 and March 31, 2011, respectively.	22	22
Additional paid-in capital	109,927	113,843
Treasury stock at cost (3,161,704 shares of Common stock)	(23,213)	(23,213)
Accumulated other comprehensive gain (loss)	(440)	142
Retained earnings	40,074	40,633

Total stockholders' equity	126,370	131,427

Total liabilities and stockholders' equity	$139,629	$147,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2010	2011
	Unaudited

Revenues	$16,001	$18,878
Cost of revenues	881	1,568

Gross profit	15,120	17,310

Operating expenses:
Research and development	2,261	2,952
Selling and marketing	10,048	11,565
General and administrative	1,975	2,387

Total operating expenses	14,284	16,904

Operating income:	836	406
Financial income, net	82	393

Income before taxes on income	918	799
Taxes on income	358	240

Net income	560	559

Accretion of Preferred stock dividend preference	(518)	-

Net income attributable to Common stockholders	$42	$559

Net earnings per share (Note 4):

Basic	$0.00	$0.03

Diluted	$0.00	$0.03

Weighted average number of shares of Common stock used in computing earnings per share (in thousands):

Basic	8,459	18,648

Diluted	11,303	21,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2010	2011
	Unaudited
Cash flows from operating activities:

Net income	$560	$559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	384	693
Compensation related to options granted to employees	972	1,239
Decrease in trade receivables	3,500	2,782
Increase in other accounts receivable, prepaid expenses	(327)	(1,940)
Decrease (increase) in deferred taxes	(382)	1,263
Increase in other long-term assets	(72)	(25)
Increase (decrease) in trade accounts payable	(281)	819
Increase (decrease) in employee and payroll accruals	(370)	1,733
Decrease in other payables	(257)	(2,471)
Increase in accrued severance pay and other employee accruals, net	298	147
Increase in accrued interest	(30)	(151)
Excess tax benefit from stock-based compensation	-	(968)
Gain on disposal of property and equipment	(51)	-

Net cash provided by operating activities	3,944	3,680

Cash flows from investing activities:

Investments in short-term deposits	(88)	(43,140)
Expiration of short-term deposits	-	34,538
Acquisition of business activity	-	(650)
Purchase of property and equipment	(1,188)	(2,188)
Proceeds from sale of property and equipment	11	-

Net cash used in investing activities	(1,265)	(11,440)

Cash flows from financing activities:

Proceeds from exercise of stock options and warrants	207	1,708
Excess tax benefit from stock-based compensation	-	968

Net cash provided by financing activities	207	2,676

Increase (decrease) in cash and cash equivalents	2,886	(5,084)
Effects of exchange rate changes on cash and cash equivalents	(97)	138
Cash and cash equivalents at the beginning of the period	15,363	21,484

Cash and cash equivalents at the end of the period	$18,152	$16,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

MEDIAMIND TECHNOLOGIES INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2010	2011
	Unaudited
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Taxes on income paid	$1,811	$1,481

Interest paid on taxes on income	-	$5

Income interest received	$16	$193

Non-cash activities:

Purchase of property and equipment	$452	$540

Acquisition of business activity	$-	$942

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1:-	GENERAL

a.
MediaMind Technologies Inc. ("the Company") is a global provider of digital advertising campaign management solutions to media agencies and advertisers. The Company provides its customers with an integrated campaign management platform ("MediaMind") that helps advertisers and agencies simplify the complexities of managing their advertising budgets across multiple digital media channels and formats, including online, mobile, rich media, in-stream video, display and search. MediaMind provides the Company's customers with the ability to plan, create, deliver, measure, track and optimize digital media campaigns.

The Company markets its services through wholly-owned subsidiaries in Israel, the United Kingdom, France, Germany, Australia, Spain, Hong Kong, Japan, Mexico and Brazil. The subsidiaries provide marketing and distribution services for the Company's solutions and services to its customers worldwide.

b.	On March 31, 2011, the Company completed the acquisition of its selling agent in Italy, for a total consideration of $ 1,592, out of which $650 in cash and $942 subject to future performance.

c.
Initial Public Offering ("IPO"):

On August 10, 2010 the Company completed the IPO of its Common stock on the Nasdaq Capital Market. The Company issued 5,413,703 shares of Common stock, including 413,703 shares derived from exercise of the underwriters' over-allotment at a price of $ 11.50 per share for total gross proceeds of $ 62,258 or approximately $ 55,962 in net proceeds after deducting underwriting discounts and commissions of $ 3,795 and other offering costs of $ 2,501. Immediately prior to closing of the IPO each outstanding Convertible Preferred Shares was converted into 2.1068 Common stock based on the than effective conversion rate calculated as of the closing date. As none of the holders of the preferred stocks chose to redeem its holdings rather than to convert, no holder was entitled to receive accretion specified in the preferred stocks' terms.

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.
Interim financial information:

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2010 included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2010.

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

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

Level 1 -	quoted prices in active markets for identical assets or liabilities;
Level 2 -	significant other observable inputs based on market data obtained from sources independent of the reporting entity;
Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

During the year ended December 31, 2010 and the three months ended March 31, 2011 (unaudited), no impairment losses were identified.

NOTE 3:-	STOCKHOLDERS' EQUITY

a.
Stock split:

On July 23, 2010, the Company's Board of Directors and Stockholders approved an amendment to its Certificate of Incorporation ("the Amendment") to affect the 2:1 stock split. Following the Amendment and until the closing of the IPO on August 10, 2010, the Company's authorized shares consisted of 19,200,000 shares of Common stock and 2,100,000 shares of Preferred stock. After the closing of the IPO, the Company filed an Amendment and Restated Certificate of Incorporation ("the Second Amendment"). Following the Second Amendment, the Company's authorized shares consist of 88,000,000 shares of Common stock and 1,000,000 shares of Preferred stock.

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

b.	Stock options: The following assumptions were used to estimate the fair value of the stock options granted during the three months ended March 31, 2010 (unaudited) and 2011 (unaudited):

	Three months ended March 31,
	2010	2011
	Unaudited

Risk free interest	4.43%-5.33%	1.99%-2.72%
Dividend yields	0%	0%
Volatility	80%	64%-74%
Expected term (in years)	5-7	5.04-7
Weighted average fair value of Options at grant date	$11.16	$8.02

The Company recognizes compensation expense for the value of its awards, net of estimated forfeitures.

Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The following table sets forth the total stock-based compensation expense resulting from stock options included in the condensed consolidated statements of income.

	Three months ended March 31,
	2010	2011
	Unaudited

Cost of revenues	$4	$9
Research and development expenses	188	252
Selling and marketing expenses	451	541
General and administrative expenses	329	437

Total stock-based compensation expense	$972	$1,239

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

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

A summary of employee option activity under the Company’s equity incentive plans as of January 1, 2011 and changes during the three months ended March 31, 2011 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value

Outstanding at January 1, 2011	6,129,506	5.74
Granted	569,000	15.08
Exercised	(374,796)	4.56
Forfeited and cancelled	(24,049)	12.10

Outstanding at March 31, 2011 (unaudited)	6,299,661	6.59	6.62	47,100

Vested and expected to vest at March 31, 2011 (unaudited)	5,762,087	6.06	6.39	45,839

Exercisable at March 31, 2011 (unaudited)	4,338,049	4.34	5.56	41,197

The aggregate intrinsic value in the table above represents the total intrinsic value of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changed, based on the fair value of the Company’s Common stock. As of March 31, 2011, there were approximately $ 10,093 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted-average period of 3.15 years. The total grant-date fair value of vested options for the three months ended March 31, 2011, was approximately $ 18,840 (unaudited).

The total intrinsic value of options exercised during the three months ended March 31, 2011 was $ 3,011 (unaudited).

NOTE 3:-	STOCKHOLDERS' EQUITY (Cont.)

The options outstanding under the Company’s equity incentive plan as of March 31, 2011 (unaudited), have been separated into exercise prices as follows:

Exercise price	Options outstanding as of March 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of March 31, 2011	Weighted average exercise price of exercisable options

$0.001	285,236	0.56	$0.001	285,236	$0.001
$0.005	340,036	0.81	$0.005	340,036	$0.005
$1.35	274,284	3.36	$1.35	274,284	$1.35
$1.94	6,000	3.84	$1.94	6,000	$1.94
$2.00	16,962	4.08	$2.00	16,962	$2.00
$2.10	40,000	4.57	$2.10	40,000	$2.10
$2.13	345,720	4.75	$2.13	345,720	$2.13
$2.55	378,220	5.26	$2.55	378,220	$2.55
$5.11	797,032	7.93	$5.11	451,790	$5.11
$5.65	1,589,156	6.50	$5.65	1,539,682	$5.65
$6.32	230,806	6.51	$6.32	163,972	$6.32
$7.05	277,438	6.23	$7.05	219,940	$7.05
$8.75	457,720	8.61	$8.75	171,202	$8.75
$13.10	108,860	8.93	$13.10	29,438	$13.10
$13.45	292,783	9.65	$13.45	19,791	$13.45
$14.95	125,000	9.82	$14.95	5,216	$14.95
$15.12	444,000	9.80	$15.12	18,102	$15.12
$16.88	290,408	8.99	$16.88	32,458	$16.88

	6,299,661			4,338,049

NOTE 4:-	NET EARNINGS PER SHARE The following table sets forth the computation of the basic and diluted earnings per share:

a.	Numerator

	Three months ended March 31,
	2010	2011
	Unaudited

Net income as reported	$560	$559

Deduct:

Accretion of series A-1 Preferred stock dividend preference	(518)	-

Numerator for basic and diluted net income per share of Common stock	$42	$559

b.	Denominator (in thousands)

Weighted average number of shares of Common stock	8,459	18,648
Denominator for basic income per share of Common stock	8,459	18,648

Add:

Employee stock options and warrants	2,844	3,127

Denominator for diluted income per share of Common stock	11,303	21,775

The total numbers of options to purchase Common stock excluded from the calculation of Diluted EPS, as they would have an anti-dilutive effect were 74 and 1,261 for the three months ended March 31, 2010 (unaudited) and 2011 (unaudited), respectively.

NOTE 5:-	GEOGRAPHIC INFORMATION

The Company applies ASC 280, “Segment Reporting” (formerly: SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”) The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business).

Revenues by geographical area are based on the address of the agency. The following table sets forth revenues by geographic area:

	Three months ended March 31,
	2010	2011
	Unaudited
Revenues:
United States	$4,142	$5,552
Europe, Middle East and Africa (EMEA) (excluding United Kingdom)	5,799	6,052
United Kingdom	2,482	2,638
Asia Pacific (APAC)	2,586	3,322
Latin America	637	791
Canada	355	523

	$16,001	$18,878

NOTE 5:-	GEOGRAPHIC INFORMATION (Cont.)

The following table sets forth long-lived assets by geographic area:

	December 31,	March 31,
	2010	2011
		Unaudited
Long-lived assets:
United States	$2,165	$3,086
Europe	503	514
Israel	2,179	3,216
Other	167	250

	$5,014	$7,066

The Company has one major customer that accounted for more than 10% of revenues during all periods presented. While this customer is the major media agency from which the Company generates revenues, it is also a web publisher that acts in certain cases as the paying customer for other media agencies that purchase the Company’s services.

During the three months ended March 31, 2010 (unaudited) and 2011 (unaudited), this major customer as a media agency accounted for approximately 9%, and 5% of the Company’s revenues, respectively. In addition, as the paying customer of other media agencies it accounted for approximately 8% and 6%, aggregating to a total of 17% and 11% for the three months ended March 31, 2010 (unaudited) and 2011 (unaudited), respectively.

NOTE 6:-	DERIVATIVE INSTRUMENTS

The Company recognized a net gain from its currency forward transactions of $71 and $ 84 during the three months ended March 31, 2010 (unaudited) and 2011 (unaudited) respectively.

An amount of $61 and $ 73 was offset against operating expenses during the three months ended March 31, 2010 (unaudited) and 2011 (unaudited), respectively.

An amount of $10 and $ 11 was included in financial income, net during the three months ended March 31, 2010 (unaudited) and 2011 (unaudited), respectively.

The Company recorded accumulated other comprehensive income in the amount of $140 and $ 277 during the three months ended March 31, 2010 (unaudited) and 2011 (unaudited), respectively. Such amount will be recorded in earnings during the next 12 months.

NOTE 7:              MARKETABLE SECURITIES

Marketable securities with contractual maturities of one year through five years are as follows:

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate debentures	$2,043	$55	$-	$2,098

	March 31, 2011 (unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Corporate debentures	$2,035	$52	$-	$2,087

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

In certain circumstances, we charge fees that are based on a charge for each click-through, which we refer to as cost per click or CPC. These fees accounted for approximately 2% of our revenues in the three months ended March 31, 2011 and 2010.

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

●
The extent to which our customers use our services. Customers may choose to adopt MediaMind as an end-to-end solution for all campaigns they run and across different channels of digital media they use (which customers we refer to as “platform customers”), or they can select MediaMind to run specific campaigns on a specific channel or specific publisher, or may only use us for a portion of the services that we offer (which customers we refer to as “non-platform customers”). Our customer engagements, with both platform and non-platform customers, could be pursuant to long-term agreements (usually twelve months) or on a per-campaign basis. We believe platform customers are more likely to buy additional services from us as they have increased exposure to the value of the capabilities and services that we provide. We have increased our revenues in standard display and tracking pixels, as a result of a strategy to provide additional services to existing platform customers. As an indicator for our progress in penetrating the platform category, we measure growth in volume of standard banners and tracking pixels, formats that customers manage from their end-to-end platform of choice. In 2010 relative to the prior year we have increased our volume of standard display and basic rich media impressions by 63% and our volume of tracking pixel impressions by 117%.  In the three months ended March 31, 2011 relative to the prior quarter we have increased our volume of standard display and basic rich media impressions by 68% and our volume of tracking pixel impressions by 106%. Another aspect of service utilization which we measure is the penetration and growth of our data driven products, which include our solutions for planning and buying, ad exchange trading, dynamic creative optimization, search engine analytics and tracking pixels. In the three months ended March 31, 2011 relative to the prior quarter we have increased the revenue from data driven products by 124%.

●
The geographic distribution of our revenues. In 2010 we delivered campaigns across publishers in 64 countries and believe that geographic diversification is an important strength. In the three months ended March 31 2011, 46% of our revenues were from Europe, the Middle East and Africa (“EMEA”), 32% were from North America, 18% were from Asia Pacific and 4% were from Latin America In 2010, 50% of our revenues were from EMEA, 30% were from North America, 15% were from Asia Pacific and 5% were from Latin America. In some territories, we sell our services through local selling agents. We generally add a local selling agent in new territories where our exposure to the market and its potential is limited. We have a proven track record in growing our global presence through acquisitions of our successful local selling agents and we have done so in the Spanish and Australian markets.  During Q1 2011 we acquired our reselling partner in Italy.

We do not have any deferred revenues or backlog because we generally recognize revenues at the time the advertising impressions are delivered or click-through occurs.

Cost of Revenues

Cost of revenues primarily consists of fees we pay to service providers that enable the delivery of advertising campaigns online, principally Akamai, a provider of caching and web acceleration services. The fees include monthly fixed fees and additional fees that are paid in proportion to the bandwidth that is used or the number of impressions that we deliver. Cost of revenues also includes the cost of media of our new ad exchange trading product, Smart Trading and depreciation expense relating to our servers, which are located in several data centers around the world, and which enable us to better support campaign delivery on a global basis, as well as the ongoing maintenance cost of our servers.

Cost of revenues may increase as a percentage of revenues in future periods, as a result of forecasted increases in Smart Trading sales which carry a different gross margin profile.

Operating Expenses

Operating expenses consist of selling and marketing expenses, research and development expenses, and general and administrative expenses. The largest component of our expenses is personnel costs, which were approximately 69% and 68% of our operating expenses in the three months ended March 31 2011 and in 2010, respectively. Personnel costs consist of salaries, benefits, and incentive compensation for our employees, including commissions for sales people as well as stock based compensation expenses. Personnel costs are categorized in our statements of operations based on each employee’s principal function.

Research and development expenses primarily consist of costs for personnel involved in research and development activities. Selling and marketing expenses primarily consist of costs related to sales and marketing personnel and commissions paid to our local selling agents. General and administrative expenses primarily consist of personnel costs for HR, Finance, Legal and Operations personnel, as well as other expenses such as accounting and legal expenses.

Financial Income, net

In addition to our revenues and operating expenses, we record financial income or expenses, net, which to date has consisted primarily of interest income earned on our cash and cash equivalents, long term deposits and marketable securities and foreign currency translation gains and losses.

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

Recently, new legislation amending the Investment Law was adopted. Under this new legislation, a uniform corporate tax rate will apply to all qualifying income of certain Industrial Companies, as opposed to the current law’s incentives, which are limited to income from Approved Enterprises during their benefits period. Under the new law, the uniform tax rate will be 10% in areas in Israel designated as Development Zone A and 15% elsewhere in Israel during 2011-2012, 7% and 12.5%, respectively, in 2013-2014, and 6% and 12%, respectively thereafter. The profits of these Industrial Companies will be freely distributable as dividends, subject to a 15% withholding tax (or lower, under an applicable tax treaty).

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

Acceleration of Stock Option Expense Upon IPO

Upon the IPO, options to purchase 147,844 shares of common stock held by certain of our executive officers vested immediately and options to purchase additional 147,844 shares of common stock held by certain of our executive officers have and will continue to vest in twelve equal monthly installments following the IPO, of which 204,224 shares vested in 2010 (including the options that vested immediately upon the IPO) and 41,328 shares vested in the three months ended March 31, 2011. As a result, we recorded stock-based compensation expenses of $142,486 in the three months ended March 31, 2011, and we will record an additional aggregate amount of $157,370 of stock-based compensation expenses in 2011 related to such issuances.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31
	2010		2011
	Amount	% of	Amount	% of
		revenues		revenues

Revenues	$16,001	100%	$18,878	100%
Cost of revenues	881	6	1,568	8

Gross profit	$15,120	94%	$17,310	92%

Operating expenses:
Research and development	$2,261	14%	$2,952	16%
Selling and marketing	10,048	63	11,565	61
General and administrative	1,975	12	2,387	13

Operating expenses	14,284	89	16,904	90

Operating income	836	5	406	2
Financial income, net	82	1	393	2

Income before taxes on income	918	6	799	4
Taxes on income	358	2	240	1

Net income	$560	4%	$559	3%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

The following table sets forth our revenues during each of the three months ended March 31, 2011 and 2010 by geographic area:

	2010		2011		Quarter over
	Amount	% of revenues	Amount	% of revenues	Quarter Change
	(unaudited) (U.S. dollars in thousands, except percentages)
EMEA
United Kingdom	$2,142	16%	$2,638	14%	$156	6%
Other	5,799	36	6,052	32	253	4
Total EMEA	8,281	52	8,690	46	409	5
North America
United States	4,142	26	5,552	29	1,410	34
Canada	355	2	523	3	168	47
Total North America	4,497	28	6,075	32	1,578	35
Asia Pacific	2,586	16	3,322	18	736	28
Latin America	637	4	791	4	154	24
	$16,001	100%	$18,878	100%	$2,877	18%

Revenues in the three months ended March 31, 2011 increased by $2.9 million, or 18%, to $18.9 million, compared to $16.0 million in the three months ended March 31, 2010.The increase was attributable to increased revenue from our data driven products as well as the addition of new customers and increased ad volumes on both premium video and standard display impressions.  In the three months ended March 31, 2011, we increased the number of advertisers we serviced by 36% compared to 2010. Our volume of standard display and basic rich media impressions grew by 68% compared to the same quarter last year. Our premium video-based rich media impressions grew by 41%. Tracking pixel impressions, which incorporate data from environments like social media and publisher-served ads, grew 106% in the first quarter of 2011 compared to 2010. Data driven products grew 124% in the three months ended March 31, 2011, compared to the previous year, further demonstrating our momentum in this category.

In the three months ended March 31, 2011, revenue in EMEA, North America, APAC and Latin America increased 5%, 35%, 28% and 24%, respectively.

Cost of revenues and gross margin

The following table sets forth our cost of revenue in each of the three months ended March 31, 2011 and 2010:

	2010	2011	Quarter over Quarter Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Cost of revenues	$881	$1,568	$687	78%

Cost of revenues increased by $0.7 million, or 78%, to $1.6 million in the three months ended March 31, 2011 from $0.9 million in the three months ended March 31, 2010. While fees due to service providers decreased on a per impression basis, overall cost of revenues increased due to the significant increase in the volume of impressions we delivered. The increase in Cost of revenue is also a result of the cost of media related to our new Smart Trading product line and to an increase in the expenses associated with the operation of our data centers, including depreciation, following a material investment in our data centers in the three months ended March 31, 2011. Gross margin decreased as expected to 92% in the three months ended March 31, 2011 compared to 94% in the three months ended March 31, 2010. The decrease in gross margin relates primarily to the depreciation expenses related to our growth acceleration in investments as well as the growth of our new Smart Trading product line, which carries a different gross margin profile.

Operating expenses

The following table sets forth our operating expenses in each of the three months ended March 31, 2011 and 2010:

	2010	2011	Quarter over Quarter Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Research and development	$2,261	$2,952	$691	31%
Selling and marketing	10,048	11,565	1,517	15
General and administrative	1,975	2,387	412	21

Total operating expenses	$14,284	$16,904	$2,620	18%

Research and development. Research and development expenses increased by $0.7 million, or 31%, to $3.0 million in the three months ended March 31, 2011, from $2.3 million in the three months ended March 31, 2010. The increase was primarily the result of growth in headcount and increase in depreciation expenses relating to growth in headcount and investments in corporate facilities. The Research and development expenses as a percentage of revenues increased from 14% in the three months ended March 31, 2010 to 16% in the three months ended March 31, 2011, primarily due to the increase in research and development headcount required to ensure future revenue growth.

Selling and marketing. Selling and marketing expenses increased by $1.5 million, or 15%, to $11.6 million in the three months ended March 31, 2011. The increase was primarily attributable to an increase in compensation expenses relating to growth in headcount associated with supporting the revenue increase in the three months ended March 31, 2011 compared with the three months ended March 31, 2010. Selling and marketing expenses as a percentage of revenues decreased to 61% in the three months ended March 31, 2011, from 63% in the three months ended March 31, 2010 due to the acquisition of our distribution partner in Italy, which eliminates our revenue share payments partially offset by direct operating expenses.

General and administrative. General and administrative expenses increased by $0.4 million, or 21%, to $2.4 million in the three months ended March 31, 2011, from $2.0 million in the three months ended March 31, 2010. This increase was primarily due to an increase in stock-based compensation expense in relation to the stock option vesting acceleration in connection with our initial public offering, an increase in the allowance for doubtful debts and services associated with supporting the company becoming public. General and administrative expenses as a percentage of revenues increased to 13% in the three months ended March 31, 2011, from 12% in the three months ended March 31, 2010.

Financial income, net

The following table sets forth our financial income, net, in each of the three months ended March 31, 2011 and 2010:

	2010	2011	Quarter over Quarter Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Financial income, net	$82	$393	$311	379%

Financial income, net, for 2011, includes net interest consisting of earnings on our cash, cash equivalents, long term deposits and marketable securities, and foreign currency translation gains arising from the translation adjustments on net assets held by our subsidiaries in euro to U.S. dollars during consolidation, partially offset by bank charges.

Financial income, net, for 2010, includes net interest consisting of earnings on our cash, cash equivalents and marketable securities, partially offset by bank charges.

Income tax expense

The following table sets forth our tax expense in each of the three months ended March 31, 2011 and 2010:

	2010	2011	Quarter over Quarter Change
	(unaudited)
	(U.S. dollars in thousands, except percentages)
Taxes on Income	$358	$240	$(118)	(33)%

Our consolidated provision for income taxes and our deferred tax assets and liabilities are computed based on a combination of the United States tax rates on United States income, the Israeli tax rates on Israeli income as well as the tax rates of other wholly-owned subsidiaries.

Income tax expense for the three months ended March 31, 2011 and 2010 totaled $0.2 million and $0.4 million, respectively. Our effective tax rate decreased from 39% in the three months ended March 31 2010 to 30% in the three months ended March 31, 2011, due to higher portion of our income attributable to the Israeli income which is subject to lower tax rates under the Israeli capital investment law.

Liquidity and Capital Resources

In August 2010, we received net proceeds from our IPO of approximately $56.0 million (after underwriters’ discounts of $3.8 million and additional offering related costs of approximately $2.9 million). Prior to the IPO, our primary sources of cash were cash flows generated by operations and, to a lesser extent, private issuances of equity. We believe that our cash flows from operations and current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. Our principal sources of liquidity are expected to be our existing cash and cash equivalents, which totaled $16.5 million and $21.5 million as of March 31, 2011 and December 31, 2010, respectively, as well as the cash flow that we generate from our operations and the proceeds from anticipated option exercises.

Our cash and cash equivalents are highly liquid investments with original maturities of three months or less at date of issuance and consist of time deposits and investments in money market funds with commercial banks and financial institutions.

Operating activities. Cash provided by operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, stock-based compensation, and the effect of changes in working capital. Net cash provided by operating activities in the three months ended March 31, 2011 and 2010 was $3.7 million and $3.9 million, respectively, reflecting primarily net income adjusted for non-cash items supported by a decrease in working capital.

Investing activities. Net cash used in investing activities in the three months ended March 31, 2011 was $11.4 million which consisted of the purchase of short term deposits amounting to $43 million, partially offset by the expiration of short term deposits amounting to $35 million, capital expenditures of $2.2 million and an acquisition of business activity in Italy for a total consideration of $650 thousands. Our capital expenditures in the three months ended March 31, 2011, consisting primarily of investment in infrastructure to support our services, research and development software tools, information technology infrastructure, leasehold improvements and furniture, totaled $2.2 million, as compared to $1.2 million for the first three months of 2010. Net cash used in investing activities in the three months ended March 31, 2010 were $1.3 million which consisted primarily of capital expenditures.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 amounted to $2.7 million and $207 thousand, respectively, generated by the exercise of stock options under our equity incentive plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. In the course of our normal operations, we are exposed to market risks, including fluctuations in foreign currency exchange rates and interest rates.

Foreign Exchange Risk

We conduct business in a large number of countries in the Americas, Europe, Asia, Australia, Latin America and the Middle East. Most of our revenues are generated in U.S. dollars, the euro, the Australian dollar and the British pound sterling. Based on our results for the year ended December 31, 2010, a 1% increase (decrease) in the value of the euro, the Australian dollar and the British pound sterling against the U.S. dollar would have increased (decreased) our revenues by $226 thousand, $57 thousand and $75 thousand, respectively. Based on our results for the three months ended March 31, 2011, a 1% increase (decrease) in the value of the euro, the Australian dollar and the British pound sterling against the U.S. dollar would have increased (decreased) our revenues by $44 thousand, $12 thousand and $20 thousand, respectively. Most of our expenses are denominated in U.S. dollars, the new Israeli shekel, the British pound sterling and the euro. Based on our results for the year ended December 31, 2010, a 1% increase (decrease) in the value of the new Israeli shekel, the Australian dollar, the British pound sterling and the euro against the dollar would have increased (decreased) our expenses by $50 thousand, $24 thousand, $58 thousand and $90 thousand, respectively. Based on our results for the three months ended March 31, 2011, a 1% increase (decrease) in the value of the new Israeli shekel, the Australian dollar, the British pound sterling and the euro against the dollar would have increased (decreased) our expenses by $13 thousand, $10 thousand, $13 thousand and $21 thousand, respectively. In the future, the percentage of our revenues earned in other currencies may increase as we further expand our sales internationally. Accordingly, we are subject to the risk of exchange rate fluctuations between such other currencies and the dollar. Our expenses in currencies other than the new Israeli shekel tend to be hedged by revenues being denominated in the same currency, which helps reduce the impact of currency fluctuations on our profit margins. We hedge our expenses denominated in new Israeli shekels. The sensitivity analysis provided above does not give effect to this cash flow hedging program.

Interest Rate Risk

As of March 31, 2011, we had no outstanding debt, and accordingly were not subject to interest rate risk on debt. We invest our cash in a combination of cash equivalents, long term deposits and marketable securities, all of which marketable securities are at least AA+ rated U.S. corporate bonds. Our cash throughout the world is affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed in our final Form 10-K filed on March 8, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(b)  Use of Proceeds from Registered Securities

There was no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). To date we have invested the net proceeds in short term deposits.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Sarit Firon Employment Agreement dated January 1, 2011.

10.2	Ofer Zadikario – salary update dated April 1, 2011.

10.3	Andrew Bloom – salary update dated April 1, 2011.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIAMIND TECHNOLOGIES INC.

	By:	/s/ Sarit Firon
Name: Sarit Firon
Date: May 16, 2011		Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)